Form 10-Q
period 2022-12-31
VECTOR 21 HOLDINGS, INC.
filed 2023-03-01
CIK 1916879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-56418

VECTOR 21 HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1065560
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 West 49th Ave. Suite 200, Wheat Ridge, CO	80033
(Address of Principal Executive Offices)	(Zip Code)

303-422-8127

(Registrant’s telephone number, including area code)

___________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of March 1, 2023, there were 1,697,200 shares of common stock, $0.0001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2022	2022
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash and Cash Equivalents	$525	$—
Prepaid Expenses	2,750	5,958
Total Current Assets	3,275	5,958

Total Assets	$3,275	$5,958

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accruals	$22,918	$22,404
Loan Payable- Related Party	4,762	41,011
Promissory Notes- Related Parties	50,110	—
Total Current Liabilities	77,790	63,415

Total Liabilities	77,790	63,415

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding,	170	170
Additional Paid In Capital	17,673,072	17,673,072
Accumulated Deficit	(17,747,757)	(17,730,699)

Total Shareholders' Deficit	(74,515)	(57,457)

Total Liabilities and Shareholders' Deficit	$3,275	$5,958

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and administrative expenses	14,375	19,141	17,058	25,150

Total Operating Expenses	14,375	19,141	17,058	25,150

OPERATING LOSS	(14,375)	(19,141)	(17,058)	(25,150)

OTHER INCOME (EXPENSE)	—	—	—	—

LOSS BEFORE TAXES	(14,375)	(19,141)	(17,058)	(25,150)

TAXES	—	—	—	—

NET LOSS	$(14,375)	$(19,141)	$(17,058)	$(25,150)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200	1,697,200	1,684,085
Net income (loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Common Shares		Common Shares to be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

THREE MONTHS

Balance at September 30, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,733,382)	$(60,140)

Net loss for the period	—	—	—	—	—	(14,375)	(14,375)

Balance at December 31, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,747,757)	$(74,515)

Balance at September 30, 2021	1,697,200	$170	—	$—	$17,673,072	$(17,696,914)	$(23,672)

Net loss for the period	—	—	—	—	—	(19,141)	(19,141)

Balance at December 31, 2021	1,697,200	$170	—	$—	$17,673,072	$(17,716,055)	$(42,813)

SIX MONTHS

Balance at June 30, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the period	—	—	—	—	—	(17,058)	(17,058)

Balance at December 31, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,747,757)	$(74,515)

Balance at June 30, 2021	1,647,200	$165	50,000	$12,500	$17,660,577	$(17,690,905)	$(17,663)

Issuance of shares as compensation for sale of subsidiary company	50,000	5	(50,000)	(12,500)	12,495	—	—

Net loss for the period	—	—	—	—	—	(25,150)	(25,150)

Balance at December 31, 2021	1,697,200	$170	—	$—	$17,673,072	$(17,716,055)	$(42,813)

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(17,058)	$(25,150)
Adjustments to reconcile net loss to net cash from operating activities:	—	—
Changes in working capital items:
Prepaid Expenses	3,208	(2,750)
Accounts Payable & Accruals	514	2,019

Net Cash Flows Used in Operating Activities	(13,336)	(25,881)

Cash flows from investing activities:	—	—
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Loan Payable- Related Party	4,861	25,881
Advances Under Promissory Note – Related Party	9,000	—
Net Cash Flows From Financing Activities	13,861	25,881

Net increase (decrease) in Cash:	$525	$—

Cash, beginning of period:	—	—

Cash, end of period :	$525	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	$41,110	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Vector 21 Holdings, Inc., a Delaware corporation, (“Vector 21”, “the Company”, “We", "Us" or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

History

Vector 21 was incorporated in Delaware on March 5, 2021.

Effective April 28, 2021, following a corporate reorganization as described below (‘the Holding Company Reorganization” or ‘the reverse recapitalization”), Vector 21 became the reorganized successor to Momentum Biofuels, Inc. (“Predecessor Company”), a publicly quoted holding company that ceased trading in 2012.

Reorganization into a Holding Company Structure for Vector 21 Holdings, Inc., reorganization successor to Momentum Biofuels, Inc.

Effective March 10, 2021, Momentum Biofuels, Inc. (“Momentum Biofuels Colorado”), a Colorado corporation, redomiciled to Delaware by merging with its wholly owned subsidiary, Momentum Biofuels, Inc., a Delaware corporation.

Momentum Biofuels Colorado ceased to exist as an independent legal entity following its merger with Momentum Biofuels Delaware.

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Momentum Biofuels Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Vector 21 Holdings, Inc. (“Vector 21”) and MBF Ops, Inc. (“MBF Ops.”), both wholly-owned subsidiaries of Momentum Biofuels Delaware, effective April 28, 2021.

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of Momentum Biofuels Delaware with, and into MBF Ops., with MBF Ops. being the surviving corporation in the merger, as a subsidiary to Vector 21.

Momentum Biofuels Delaware ceased to exist as an independent legal entity following its merger with MBF Ops.

The shareholders of Momentum Biofuels Delaware were converted, by the holding company reorganization, under the Agreement, to shareholders of Vector 21 on a one for one basis pursuant to the Agreement and the Delaware Statute Sec. 251(g).

MBF Ops., the surviving company of the merger with Momentum Biofuels Delaware, became a wholly-owned subsidiary of Vector 21, the holding company.

Vector 21 became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, MBF Ops, the surviving company of the merger with Momentum Biofuels Delaware.

As a result of the Holding Company Reorganization, shareholders in the publicly quoted Momentum Biofuels Delaware, formerly the shareholders of Momentum Biofuels Colorado as of the date of the reorganization, became shareholders in the publicly quoted Vector 21.

MBF Ops, being the direct successor by the merger with Momentum Biofuels Delaware, became a subsidiary company of Vector 21.

Disposal of MBF Ops.

Effective June 28, 2021, Vector 21 disposed of 100% of the issued share capital of its sole subsidiary company, MBF Ops., to an unrelated third party. We made a $1,000 payment in cash to the buyer and promised to issue 50,000 (post-split) shares of our common stock to MBF Ops, Inc. as an incentive for him to assume ownership of the subsidiary company which had no ongoing business or assets and outstanding liabilities of $1,131,102. These shares of common were issued to MBF Ops, Inc. effective August 18, 2021.

The Holding Company Reorganization has been accounted for so as to reflect the fact that both Momentum Biofuels Delaware and Vector 21 were under common control at the date of the Holding Company Reorganization.

Reverse and Forward Stock Splits

Effective May 13, 2021, we completed:

-	a reverse stock split of our outstanding common stock, $0.0001 par value, on a one (1) post-split share for eight thousand (8,000) pre-split shares basis, and subsequently

-	a forward stock split of our post reverse split outstanding common stock, $0.0001 par value, on a one hundred (100) post-split shares for one (1) pre-split share basis.

As a result of the 8,000 : 1 reverse stock split described above, the number of issued and outstanding shares of the Company’s common stock was reduced from 123,224,444 to 15,403. No fractional shares were issued in connection with the reverse stock split. Instead, a holder of record of common stock who would otherwise be entitled to a fraction of a share was, in lieu thereof, entitled to receive a whole share of common stock. Consequently 1,069 additional shares were issued in respect of fractional shares and therefore a total of 16,472 shares of common stock were issued and outstanding after the reverse split.

As a result of the 1 : 100 forward stock split described above, the number of issued and outstanding shares of the Company’s common stock was increased from 16,472 to 1,647,200.

Impact of the COVID-19 Pandemic

We have not commenced operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and identify an entity to merge with for the foreseeable future. We are unable to predict with any certainty the ultimate impact Covid-19 outbreak on our plans at this time.

Impact of the Ukrainian Conflict

We have not commenced operations as yet and consequently have not been directly impacted by the Ukrainian conflict at this time currently, we do not believe that the conflict between Ukraine and Russia will have any direct impact on our operations, financial condition or financial reporting.  We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all business operations resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and domestic inflationary results of the conflict and government spending for and funding of their response. We do not believe we will be targeted for cyber-attacks. We have no operations in the countries directly involved in the conflict or that are specifically impacted by any of the sanctions and embargoes, we do not believe that the conflict will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

Inflation

We anticipate that our business and financial position will be impacted by the current inflationary environment. To the extent that we use borrowed funds, we believe costs will increase for us. Access to capital will be impacted by increased interest rates and may affect our ability to obtain capital. Inflation will also have an impact on the cost of supplies of goods and services that we use with the consequence of an adverse impact on our operating costs.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six-month period ended December 31, 2022 we incurred a loss of $17,058 and had an accumulated deficit of $17,747,757 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of December 31, 2022 and for the related periods presented, have been included. The results for the three- and six-months period ended December 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended June 30, 2022 and 2021 included in our Form 10-12G/A filed on February 13, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 and June 30, 2022, our cash balances were $525 and $0, respectively.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of our prepaid expenses, accounts payable and accruals, loan payable – related party and promissory notes – related parties. The carrying amount of our prepaid expenses, accounts payable and accruals, loan payable – related party and promissory notes – related parties approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 6 and 7 below for details of related party transactions in the period presented.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

The Company was not party to any lease transaction during the three and six-month periods ended December 31, 2022 and 2021.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three and six-month periods ended December 31, 2022 and 2021, we have not identified specific planned revenue streams.

During the three and six-month periods ended December 31, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three and six-month periods ended December 31, 2022 and 2021.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of December 31, 2022 and June 30, 2022, the balance of prepaid expenses totaled $2,750 and $5,958, respectively, which related to the annual disclosure and news service subscription for OTC Markets which will be amortized monthly over the course of the year commencing July 1, 2022.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As of December 31, 2022 and June 30, 2022, the balance of accounts payable and accrued expenses was $22,918 and $22,404, respectively, which related to the balance due to our share transfer agent.

NOTE 6. LOAN PAYABLE – RELATED PARTY

As of December 31, 2022, and June 30, 2022, the balance outstanding under the loan was $6,762 and $41,011, respectively.

During the six months ended December 31, 2022, one of our directors, who is also our principal shareholder, advanced to us $4,861 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

As further discussed in Note 7. Promissory Notes – Related Parties below, in December 2022, $41,110 of this loan balance was converted into a Promissory Note.

.

NOTE 7. PROMISSORY NOTES – RELATED PARTIES

As of December 31, 2022, and June 30, 2022, the balance outstanding under promissory notes - related parties was $50,110 and $0, respectively.

We entered into a Promissory Note (“Note 1”) with Legacy Technology Holdings, Inc. for $9,000 due on demand for advances totaling $9,000 made in November 2022. Note 1 bears no interest unless it defaults after demand and thereafter at 12% per annum. It is unsecured. Our directors, Calvin D. Smiley, Sr. and Redgie Green are also directors of Legacy Technology Holdings, Inc. and Mr. Green is the CEO/President of Legacy Technology Holdings, Inc.

We also entered into a further Promissory Note (“Note 2”) in the amount of $41,110 with Michael A Littman, an affiliate of our principal shareholder, Michael A Littman Atty Defined Benefit Plan in respect of funds he had already advanced to us as further discussed in Note 6. Loan Payable – Related Party above. Note 2 is due on demand and bears no interest unless demand is made and then the default rate is 12% per annum. It is unsecured.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three and six-month periods ended December 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Common Stock

As of December 31, 2022, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three- and six-month periods ended December 31.

During six-month ended December 31, 2021, we issued 50,000 shares of common stock, valued at $12,500 as partial consideration of the sale our former subsidiary company.

As of December 31, 2022 and June 30, 2022, 1,697,200 shares of common stock were issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

We have evaluated subsequent events after December 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and have determined there have been no subsequent events for which disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

Some of the information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, "may", "will", "expect", "intend", "project", "estimate", "anticipate", "believe" or "continue" or the negative thereof or similar terminology. They include statements regarding our:

●	financial position,

●	business plans,

●	the future impact of the COVID-19 pandemic,

●	budgets,

●	amount, nature and timing of capital expenditures,

●	cash flow and anticipated liquidity,

●	future operations of unknown nature costs,

●	acquisition and development of other technology,

●	future demand for any products and services acquired,

●	operating costs and other expenses.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results include:

●	general economic conditions,

●	the future impact of the COVID-19 pandemic,

●	our cost of operations,

●	our ability to generate sufficient cash flows to operate,

●	availability of capital,

●	the strength and financial resources of our competitors,

●	our ability to find and retain skilled personnel, and

●	the lack of liquidity of our common stock.

Any of the factors listed above and other factors contained in this Form 10-Q could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-Q. Our forward-looking statements speak only as of the date made.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by SEC Rules and Regulations.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell their stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80%

or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We have not and do not own any intellectual property.

Employees

We presently have no full-time executive, operational or clerical staff.

We operate with three directors and two officers who provide their services to us on a part time basis:

Calvin D. Smiley, Sr. is our Chief Executive Officer, President, Acting Chief Financial Officer and a director;

Michael A. Littman is our Secretary and director; and

Redgie Green is a director.

Revenue

We have not recorded any revenues from the period from March 5, 2021 (Inception) to December 31 2022, nor for the period from December 31, 2022 through the date of this filing.

Factors Effecting Future Performance

Our goal is to obtain debt and/or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern.

Any acquisition or merger will most likely be dilutive to our existing stockholders.

RESULTS OF OPERATIONS

 Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and seek to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

THREE MONTH PERIOD ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2021

Revenue

We recognized no revenue during the three-month period ended December 31, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-month period ended December 31, 2022, we incurred general and administrative expenses of $14,375, comprising accounting fees of $7,000, auditing fees of $3,750, miscellaneous fees of $1,375, EDGAR fees of $1,500 and share transfer agent fees of $750.

By comparison, during the three-month period ended December 31, 2021, we incurred general and administrative expenses of $19,141, comprising auditing fees of $12,000, accounting fees of $3,500, OTC market fees of $1,375, share transfer agent fees of $1,266 and legal fees of $1,000.

Operating loss

During the three-month periods ended December 31, 2022 and 2021, we incurred operating losses of $14,375 and $19,141, respectively, due to the factors described above.

Other income expense

During the three-month periods ended December 31, 2022 and 2021, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended December 31, 2022 and 2021, we recognized losses before income taxes of $14,375 and $19,141, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended December 31, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended December 31, 2022 and 2021, we recognized net losses of $14,375 and $19,141, respectively, due to the factors described above.

SIX MONTH PERIOD ENDED DECEMBER 31, 2022 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2021

Revenue

We recognized no revenue during the six-month periods ended December 31, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six-month period ended December 31, 2022, we incurred general and administrative expenses of $17,058, comprising accounting fees of $7,000, auditing fees of $3,750, miscellaneous fees of $3,208, share transfer agent fees of $1,501, EDGAR fees of $1,500 and other fees of $99.

By comparison, during the six-month period ended December 31, 2021, we incurred general and administrative expenses of $25,150, comprising auditing fees of $12,000, accounting fees of $6,000, OTC market fees of $3,750, share transfer agent fees of $2,019, legal fees of $1,000 and other fees of $381.

Operating Loss

During the six-month periods ended December 31, 2022 and 2021, we recognized operating losses of $17,058 and $25,150 respectively, due to the factors discussed above.

Other income (expense)

During the six-month periods ended December 31, 2022 and 2021, we incurred no other income (expense).

Loss before Income Tax

During the six-month periods ended December 31, 2022 and 2021, we recognized losses before income taxes of $17,058 and $25,150 respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six-month periods ended December 31, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the six-month periods ended December 31, 2022 and 2021, we recognized net losses of $17,058 and $25,150 respectively, due to the factors discussed above.

CASH FLOW

As of December 31, 2022, we had cash or cash equivalents of $525, other assets of $2,750, no revenue generating activities or other source of income and we had outstanding liabilities of $77,790 and a shareholders’ deficit of $74,515.

By comparison, as of June 30, 2022, we did not have any cash or cash equivalents, other assets of $5,958, no revenue generating activities or other source of income and we had outstanding liabilities of $63,415 and a shareholders’ deficit of $57,457.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

Our principal shareholder has indicated his intention to provide such funds as may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. Such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our two principal shareholders will be able to provide the funding necessary to achieve this objective.

We currently believe that our principal shareholder will be able to provide us with the funding necessary to effect our business plan to merge with another entity. However, while our principal shareholder has indicated his intention to provide us with sufficient funding to achieve this objective, there is no guarantee that he will be able to provide funding necessary to enable us to merge with another entity.

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to effect our business plan to merge with another entity. Raising debt or equity funding for small publicly quoted, penny stock, shell companies is always extremely challenging.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended December 31, 2022 and 2021:

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net Cash Used in Operating Activities	$(13,336)	$(25,881)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	13,861	25,881
Net Change in Cash	$525	$—

Operating Activities

During the six-month period ended December 31, 2022, we recognized a net loss $17,058 which was reduced for cash flow purposes by a $3,208 decrease in prepaid expenses and a $514 increase in accounts payable resulting in net cash of $13,336 being used in operating activities.

By comparison during six-month period ended December 31, 2021, we incurred a net loss of $25,150 which was increased for cash flow purposes by a $2,750 increase in prepaid expenses, partially offset by a $2,019 increase in accounts payable, resulting in $25,881 of cash being used in operating activities.

Investing Activities

We did not engage in any investing activities during the six-month period ended December 31, 2022 and 2021.

Financing Activities

During the six-month period ended December 31, 2022, we received net cash flows of $13,681 from financing activities: $4,861 by way of loan from a related party and $9,000 by way of a promissory note from another related party.

By comparison, during the six-month period ended December 31, 2021, we received net cash flows of $25,881 from financing activities: all by way of loan from a related party.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 of our Condensed Unaudited Financial Statements above. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

To date inflation has not been a major factor in our proposed business plan.  However, there are significant inflationary pressures in the larger economy. The impact of inflation is being reflected in higher wages, increased pricing of equipment and products and generally higher prices across all sectors of the economy.  We plan on carefully evaluating the impact of inflation and price increase pressures on our proposed business plan.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2022, we have no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, who is also our acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.
●	Material Weakness – Inadequate segregation of duties.

There are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2023	VECTOR 21 HOLDINGS, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr., Acting Chief Financial Officer and Director (Principal Accounting Officer)

