Form 10-Q
period 2023-03-31
VECTOR 21 HOLDINGS, INC.
filed 2023-05-15
CIK 1916879

ounts

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 1,697,200 shares of common stock, $0.0001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH, 31	JUNE 30,
	2023	2022
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash and Cash Equivalents	$355	$—
Prepaid Expenses	1,375	5,958
Total Current Assets	1,730	5,958

Total Assets	$1,730	$5,958

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accruals	$29,693	$22,404
Loan Payable- Related Party	8,921	41,011
Promissory Notes- Related Parties	48,110	—
Total Current Liabilities	86,724	63,415

Total Liabilities	86,724	63,415

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding,	170	170
Additional Paid in Capital	17,673,072	17,673,072
Accumulated Deficit	(17,758,236)	(17,730,699)

Total Shareholders' Deficit	(84,994)	(57,457)

Total Liabilities and Shareholders' Deficit	$1,730	$5,958

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,		FOR THE NINE MONTHS ENDED MARCH 31,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and Administrative Expenses	10,479	6,065	27,537	31,215

Total Operating Expenses	10,479	6,065	27,537	31,215

OPERATING LOSS	(10,479)	(6,065)	(27,537)	(31,215)

OTHER INCOME (EXPENSE)	—	—	—	—

LOSS BEFORE TAXES	(10,479)	(6,065)	(27,537)	(31,215)

TAXES	—	—	—	—

NET LOSS	$(10,479)	$(6,065)	$(27,537)	$(31,215)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200	1,697,200	1,688,291
Net income (loss) per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Shares		Common Shares to be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

THREE MONTHS

Balance at December 31, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,747,757)	$(74,515)

Net loss for the period	—	—	—	—	—	(10,479)	(10,479)

Balance at March 31, 2023	1,697,200	$170	—	$—	$17,673,072	$(17,758,236)	$(84,994)

Balance at December 31, 2021	1,697,200	$170	—	$—	$17,673,072	$(17,716,055)	$(42,813)

Net loss for the period	—	—	—	—	—	(6,065)	(6,065)

Balance at March 31, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,722,120)	$(48,878)

NINE MONTHS

Balance at June 30, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the period	—	—	—	—	—	(27,537)	(27,537)

Balance at March 31, 2023	1,697,200	$170	—	$—	$17,673,072	$(17,758,236)	$(84,994)

Balance at June 30, 2021	1,647,200	$165	50,000	$12,500	$17,660,577	$(17,690,905)	$(17,663)

Issuance of shares as compensation for sale of subsidiary company	50,000	5	(50,000)	(12,500)	12,495	—	—

Net loss for the period	—	—	—	—	—	(31,215)	(31,215)

Balance at March 31, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,722,120)	$(48,878)

The accompanying notes are on integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(27,537)	$(31,215)
Adjustments to reconcile net loss to net cash from operating activities:	—	—
Changes in working capital items:
Prepaid Expenses	4,583	(1,833)
Accounts Payable & Accruals	7,289	5,118

Net Cash Flows Used in Operating Activities	(15,665)	(27,930)

Cash flows from investing activities:	—	—
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities
Loan Payable- Related Party	9,020	27,930
Advances Under Promissory Note – Related Party	7,000	—
Net Cash Flows from Financing Activities	16,020	27,930

Net increase (decrease) in Cash:	$355	$—

Cash, beginning of period:	—	—

Cash, end of period:	$355	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	$41,110	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

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

As a result of the one (1) for eight thousand (8,000) reverse stock split described above, the number of issued and outstanding shares of the Company’s common stock was reduced from 123,224,444 to 15,403. No fractional shares were issued in connection with the reverse stock split. Instead, a holder of record of common stock who would otherwise be entitled to a fraction of a share was, in lieu thereof, entitled to receive a whole share of common stock. Consequently 1,069 additional shares were issued in respect of fractional shares and therefore a total of 16,472 shares of common stock were issued and outstanding after the reverse split.

As a result of the one hundred (100) post-split shares for one (1) forward stock split described above, the number of issued and outstanding shares of the Company’s common stock was increased from 16,472 to 1,647,200.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-months period ended March 31, 2023 we incurred a loss of $27,537 and had an accumulated deficit of $17,758,236 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of March 31, 2023 and for the related periods presented, have been included. The results for the three- and nine-months period ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended June 30, 2022 included in our Form 10-12G/A filed on October 11, 2022.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2023 and June 30, 2022, our cash balances were $355 and $0, respectively.

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

Our financial instruments consist of our prepaid expenses, accounts payable and accruals, loan payable – related party and promissory notes – related parties. The carrying amount of our prepaid expenses, accounts payable and accruals, loan payable – related party and promissory notes – related parties approximate their fair values because of the short-term maturities of these instruments.

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

The Company was not party to any lease transaction during the three and nine-months periods ended March 31, 2023 and 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three and nine-months periods ended March 31, 2023 and 2022, we have not identified specific planned revenue streams.

During the three and nine-months periods ended March 31, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three and nine-months periods ended March 31, 2023 and 2022.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No dilutive debt or equity instruments were issued and outstanding during the three and nine months ended March 31, 2023 or 2022.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of March 31, 2023 and June 30, 2022, the balance of prepaid expenses totaled $1,375 and $5,958, respectively, which related to the annual disclosure and news service subscription for OTC Markets which will be amortized monthly over the course of the year commencing July 1, 2022.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUALS

As of March 31, 2023 and June 30, 2022, the balance of accounts payable and accrued expenses was $29,693 and $22,404, respectively.

As of March 31, 2023, $27,243 the balance was due to our share transfer agent and $2,450 related to accounting fees.

As of March 31, 2022, the entire balance was due to our share transfer agent.

NOTE 6. LOAN PAYABLE – RELATED PARTY

As of March 31, 2023, and June 30, 2022, the balance outstanding under the loan was $8,921 and $41,011, respectively.

During the nine months ended March 31, 2023, one of our directors, who is also our principal shareholder, advanced to us $9,020 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

As further discussed in Note 7. Promissory Notes – Related Parties below, in December 2022, $41,110 of this loan balance was converted into a Promissory Note.

NOTE 7. PROMISSORY NOTES – RELATED PARTIES

As of March 31, 2023, and June 30, 2022, the balance outstanding under promissory notes - related parties was $48,110 and $0, respectively.

We entered into a Promissory Note (“Note 1”) with Legacy Technology Holdings, Inc. for $7,000 due on demand for advances totaling $7,000 made in November 2022. Note 1 bears no interest unless it defaults after demand and thereafter at 12% per annum. It is unsecured. Our directors, Calvin D. Smiley, Sr. and Redgie Green are also directors of Legacy Technology Holdings, Inc. and Mr. Green is the CEO/President of Legacy Technology Holdings, Inc.

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

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three and nine-months period ended March 31, 2023 or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Common Stock

As of March 31, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three- and nine-months periods ended March 31, 2023.

During nine-months ended March 31, 2022, we issued 50,000 shares of common stock, valued at $12,500 as partial consideration of the sale our former subsidiary company.

As of March 31, 2023 and June 30, 2022, 1,697,200 shares of common stock were issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

We have evaluated subsequent events after March 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and have determined there have been no subsequent events for which disclosure.

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

We operate with three directors and two officers who provide their services to us on a part time basis:

Calvin D. Smiley, Sr. is our Chief Executive Officer, President, Acting Chief Financial Officer and a director;

Michael A. Littman is our Secretary and director; and

Redgie Green is a director.

Revenue

We have not recorded any revenues for the three and nine-months ended March 31, 2023 and 2022, nor for the period from March 31, 2023 through the date of this filing.

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

THREE MONTHS PERIOD ENDED MARCH 31, 2023 COMPARED TO THE THREE-MONTHS PERIOD ENDED MARCH 31, 2022

Revenue

We recognized no revenue during the three-months period ended March 31, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-months period ended March 31, 2023, we incurred general and administrative expenses of $10,479, comprising share transfer agent fees of $4,325, accounting fees of $3,950, OTC market fees of $1,375 and state filing fees of $659.

By comparison, during the three-months period ended March 31, 2022, we incurred general and administrative expenses of $6,065, comprising share transfer agent fees of $2,349, accounting fees of $2,250, OTC market fees of $917, and state filing fees of $549.

Operating loss

During the three-months period ended March 31, 2023 and 2022, we incurred operating losses of $10,479 and $6,065, respectively, due to the factors described above.

Other income (expense)

During the three-months period ended March 31, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the three-months period ended March 31, 2023 and 2022, we recognized losses before income taxes of $10,479 and $6,065, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the three-months period ended March 31, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-months period ended March 31, 2023 and 2022, we recognized net losses of $10,479 and $6,065, respectively, due to the factors described above.

NINE MONTHS PERIOD ENDED MARCH 31, 2023 COMPARED TO THE NINE MONTHS PERIOD ENDED MARCH 31, 2022

Revenue

We recognized no revenue during the nine-months period ended March 31, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine-months period ended March 31, 2023, we incurred general and administrative expenses of $27,537, comprising accounting fees of $10,950, share transfer agent fees of $5,826, OTC market fees of $4,583, auditing fees of $3,750, EDGAR filing fees of $1,500 and state filings fees of $758.

By comparison, during the nine-months period ended March 31, 2022, we incurred general and administrative expenses of $31,215, comprising auditing fees of $12,000, accounting fees of $8,250, OTC market fees of $4,667, share transfer agent fees of $4,368, legal fees of $1,000, state filing fees of $648 and other fees of $282.

Operating Loss

During the nine-months period ended March 31, 2023 and 2022, we recognized operating losses of $27,537 and $31,215 respectively, due to the factors discussed above.

Other income (expense)

During the nine-months period ended March 31, 2023 and 2022, we incurred no other income (expense).

Loss before Income Tax

During the nine-months period ended March 31, 2023 and 2022, we recognized losses before income taxes of $27,537 and $31,215 respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine-months period ended March 31, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the nine-months period ended March 31, 2023 and 2022, we recognized net losses of $27,537 and $31,215 respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2023, we had cash of $355, prepayments of $1,375, no revenue generating activities or other source of income and we had outstanding liabilities of $86,724 and a shareholders’ deficit of $84,994.

By comparison, as of June 30, 2022, we did not have any cash, prepayments of $5,958, no revenue generating activities or other source of income and we had outstanding liabilities of $63,415 and a shareholders’ deficit of $57,457.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-months periods ended March 31, 2023 and 2022:

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(15,665)	$(27,930)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	16,020	27,930
Net Change in Cash	$355	$—

Operating Activities

During the nine-months period ended March 31, 2023, we recognized a net loss $27,537 which was reduced for cash flow purposes by a $4,583 decrease in prepaid expenses and a $7,289 increase in accounts payable resulting in net cash of $15,665 being used in operating activities.

By comparison during nine-months period ended March 31, 2022, we incurred a net loss of $31,215 which was increased for cash flow purposes by a $1,833 increase in prepaid expenses, partially offset by a $5,118 increase in accounts payable, resulting in $27,930 of cash being used in operating activities.

Investing Activities

We did not engage in any investing activities during the nine-months period ended March 31, 2023 and 2022.

Financing Activities

During the nine-months period ended March 31, 2023, we received net cash flows of $16,020 from financing activities: $9,020 by way of loan from a related party and $7,000 by way of a promissory note from another related party.

By comparison, during the nine-months period ended March 31, 2022, we received net cash flows of $27,930 from financing activities: all by way of loan from a related party.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, who is also our acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023	VECTOR 21 HOLDINGS, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr., Acting Chief Financial Officer and Director (Principal Accounting Officer)

