Form 10-Q
period 2023-09-30
VECTOR 21 HOLDINGS, INC.
filed 2023-11-20
CIK 1916879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 19, 2023, there were 1,697,200 common shares, $0.0001 par value, issued and outstanding.

PART I

Item 1. Financial Statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2023	JUNE 30, 2022
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash and cash equivalents	$242	$325

Total Current Assets	242	325

Total Assets	$242	$325

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accruals	$33,403	$33,912
Loan payable - related party	14,409	7,759
Promissory notes - related parties	50,470	50,380

Total Current Liabilities	98,282	92,051

Total Liabilities	98,282	92,051

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding	170	170
Additional paid in capital	17,673,072	17,673,072
Accumulated Deficit	(17,771,282)	(17,764,968)

Total Shareholders' Deficit	(98,040)	(91,726)

Total Liabilities and Shareholders' Deficit	$242	$325

The accompanying notes are an integral part of these condensed audited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022

REVENUE	$—	$—

EXPENSES
General and administrative expenses	6,224	2,683

Total Operating Expenses	6,224	2,683

OPERATING LOSS	(6,224)	(2,683)

OTHER EXPENSE
Interest expense – related party	(90)	—

Total Other Income (Expense)	(90)	—

LOSS BEFORE TAXES	(6,314)	(2,683)

TAXES	—	—

NET LOSS	$(6,314)	$(2,683)

Weighted average shares outstanding- basic and diluted	1,670,570	1,670,570

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	1,697,200	$170	$17,673,072	$(17,764,968)	$(91,726)

Net loss for the period	—	—	—	(6,314)	(6,314)

Balance at September 30, 2023	1,697,200	$170	$17,673,072	$(17,771,282)	(98 ,040)

Balance at June 30, 2022	1,697,200	$170	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the period	—	—	—	(2,683)	(2,683)

Balance at September 30, 2022	1,697,200	$170	$17,673,072	$(17,733,382)	$(60,140)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2023	SEPTEMBER 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(6,314)	$(2,683)

Adjustments to reconcile net loss to net cash from operating activities:	—	—

Changes in working capital items:
Prepaid Expenses	—	(1,833)
Accounts Payable & Accruals	(509)	751

Net Cash Flows Used in Operating Activities	(6,823)	(99)

Cash Flows from Financing Activities
Loan Payable- Related Party	6,650	99
Advances Under Promissory Notes – Related Parties	90	—

Net Cash Flows from Financing Activities	6,740	99

Net increase (decrease) in Cash:	$(83)	$—

Cash, beginning of period:	325	—

Cash, end of period:	$242	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Momentum Biofuels Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Vector 21 Holdings, Inc. (“Vector 21”) and MBF Ops, Inc. (“MBF Ops.”), both wholly owned subsidiaries of Momentum Biofuels Delaware, effective April 28, 2021.

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

MBF Ops., the surviving company of the merger with Momentum Biofuels Delaware, became a wholly owned subsidiary of Vector 21, the holding company.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-month ended September 30, 2023 we incurred a loss of $6,314 and had an accumulated deficit of $17,771,282 as of September 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2023 and June 30, 2023, our cash balances were $242 and $325, respectively.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, (iv) any person who is or was (since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K and proxy statement, even if such person does not presently serve in that role) an executive officer, director or nominee for director of the Company, or (v) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5 and 6 below for details of related party transactions in the period presented.

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

The Company was not party to any lease transaction during the three-month periods ended September 30, 2023 and 2022.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three-month periods ended September 30, 2023 and 2022, we have not identified specific planned revenue streams.

During the three-month periods ended September 30, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended September 30, 2023 and 2022.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued or outstanding during the three-month periods ended September 30, 2023 and 2022.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of September 30, 2023 and June 30, 2023, the balance of accounts payable and accrued expenses was $33,403 and $33,912, respectively.

As of September 30, 2023, $29,378 of the balance was due to our share transfer agent and $4,025 related to accounting fees.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of September 30, 2023, and June 30, 2023, the balance outstanding under the loan payable - related party was $14,409 and $7,759, respectively.

During the three-month period ended September 30, 2023, one of our directors, who is also our principal shareholder, advanced to us $6,650 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

NOTE 6. PROMISSORY NOTES – RELATED PARTIES

As of September 30, 2023, and June 30, 2023, the balance outstanding under promissory notes - related parties was $50,470 and $50,380, respectively. The balance at September 30, 2023 included accrued interest of $90.

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

Effective February 23, 2023, Note 1 with Legacy Technology Holdings, Inc. was amended such that, commencing January 1, 2023, the Note incurred interest of 6% per year, and was assigned a maturity date of August 31, 2023.

Effective March 24, 2023, Note 1 was assigned from Legacy Technology Holdings, Inc. to Perigee Holdings, Inc. whose former directors were Calvin D. Smiley, Sr. and Redgie Green.

Note 1 went into default on August 31, 2023.

We also entered into a further Promissory Note (“Note 2”) in the amount of $41,110 with Michael A Littman, an affiliate of our principal shareholder, Michael A Littman Atty Defined Benefit Plan in respect of funds he had previously advance to us. Note 2 is due on demand and bears no interest unless demand is made and then the default rate is 12% per annum. It is unsecured.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended September 30, 2023 and 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 8. SHAREHOLDERS’ DEFICIT

Common Stock

As of September 30, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three-month periods ended September 30, 2023 and 2022.

As of September 30, 2023 and June 30, 2023, 1,697,200 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three-month periods ended September 30, 2023 and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three-month periods ended September 30, 2023 and 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

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

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of the transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell their stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

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

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

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

Revenue

We have not recorded any revenues during the three-month periods ended September 30, 2023 and 2022.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

Revenue

We recognized no revenue during the three-month period ended September 30, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-month period ended September 30, 2023, we incurred general and administrative expenses of $6,224, comprising accounting fees of $4,025, share transfer agent fees of $2,116 and office expenses of $83.

By comparison, during the three-months period ended September 30, 2022, we incurred general and administrative expenses of $2,683, comprising OTC market fees of $1,833, share transfer agent fees of $751 and state filing fees of $99.

Operating loss

During the three-month period ended September 30, 2023 and 2022, we incurred operating losses of $6,224 and $2,683, respectively, due to the factors described above.

Other expense

During the three-month period ended September 30, 2023 we incurred $90 interest expense on one of our related party promissory notes.

We incurred no other expense during the three-month period ended September 30, 2022.

Loss before Income Tax

During the three-month periods ended September 30, 2023 and 2022, we recognized losses before income taxes of $6,314 and $2,683, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended September 30, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended September 30, 2023 and 2022, we recognized net losses of $6,314 and $2,683, respectively, due to the factors described above.

CASH FLOW

As of September 30, 2023, we had cash of $242, no revenue generating activities or other source of income and we had outstanding liabilities of $98,282 and a shareholders’ deficit of $98,040.

By comparison, as of June 30, 2023, we have cash of $325, no revenue generating activities or other source of income and we had outstanding liabilities of $92,051 and a shareholders’ deficit of $91,726.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended September 30, 2023 and 2022:

	Three-months ended September 30, 2023	Three-months ended September 30, 2022
Net Cash Used in Operating Activities	$(6,823)	$(99)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	6,740	99
Net Change in Cash	$(83)	$—

Operating Activities

During the three-month period ended September 30,2023, we incurred a net loss of $6,314 which after adjustment for a $509 decrease in accounts payable and accruals resulted in net cash of $40,390 being used in operating activities.

By comparison, the three-month period ended September 30, 2022, we recognized net loss of $6,650 which after adjustment for a $1,833 decrease in prepaid expenses and a $751 increase in accounts payable, resulted in net cash of $99 being used in operating activities.

Investing Activities

During the three-month periods ended September 30,2023 and 2022, we had no investing activities.

Financing Activities

During the three-month period ended September 30, 2023, received $6,650 by way of loan from related party and accrued $90 interest on one of our promissory notes related party resulting in net cash of $6,740 being provided by financing activities.

By comparison, during the three-month period ended September 30, 2022 we received $99 by way of loan from related party resulting in net cash of $99 being provided by financing activities.

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

Off -Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2023 and June 30, 2023, we had no off-balance sheet arrangements.

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

Contractual Obligations

The only contractual obligations are in respect of loan payable – related party and the promissory notes payable – related parties described in the condensed unaudited financial statements above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures. Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, who is also our acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Acting Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2023	VECTOR 21 HOLDINGS, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr., Acting Chief Financial Officer and Director (Principal Accounting Officer)

