Form 10-Q
period 2023-12-31
VECTOR 21 HOLDINGS, INC.
filed 2024-04-23
CIK 1916879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

__________________________________________

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

As of April 22, 2024, there were 1,697,200 common shares, $0.0001 par value, issued and outstanding.

PART I

Item 1. Financial Statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	DECEMBER 31, 2023	JUNE 30, 2023
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash and cash equivalents	$162	$325

Total Current Assets	162	325

Total Assets	$162	$325

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accruals	$43,201	$33,912
Loan payable - related party	23,949	7,759
Promissory notes - related parties	51,010	50,380

Total Current Liabilities	118,160	92,051

Total Liabilities	118,160	92,051

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding	170	170
Additional paid in capital	17,673,072	17,673,072
Accumulated Deficit	(17,791,240)	(17,764,968)

Total Shareholders' Deficit	(117,998)	(91,726)

Total Liabilities and Shareholders' Deficit	$162	$325

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC. CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED DECEMBER 31		FOR THE SIX MONTHS ENDED DECEMBER 31
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	19,418	14,375	25,642	17,058

TOTAL OPERATING EXPENSES	19,418	14,375	25,642	17,058

OPERATING LOSS	(19,418)	(14,375)	(25,642)	(17,058)

OTHER EXPENSE
Interest expense – related party	(540)	—	(630)	—

LOSS BEFORE TAXES	(19,958)	(14,375)	(26,272)	(17,058)

TAXES	—	—	—	—

NET LOSS	$(19,958)	$(14,375)	$(26,272)	$(17,058)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200	1,697,200	1,697,200

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE & SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

THREE MONTHS

Balance at September 30, 2023	1,697,200	$170	$17,673,072	$(17,771,282)	$(98,040)

Net loss for the period	—	—	—	(19,958)	(19,958)

Balance at December 31, 2023	1,697,200	$170	$17,673,072	$(17,791,240)	$(117,998)

Balance at September 30, 2022	1,697,200	$170	$17,673,072	$(17,733,382)	$(60,140)

Net loss for the period	—	—	—	(14,375)	(14,375)

Balance at December 31, 2022	1,697,200	$170	$17,673,072	$(17,747,757)	$(74,515)

SIX MONTHS

Balance at June 30, 2023	1,697,200	$170	$17,673,072	$(17,764,968)	$(91,726)

Net loss for the period	—	—	—	(26,272)	(26,272)

Balance at Dec 31, 2023	1,697,200	$170	$17,673,072	$(17,791,240)	$(117,998)

Balance at June 30, 2022	1,697,200	$170	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the period	—	—	—	(17,058)	(17,058)

Balance at December 30, 2022	1,697,200	$170	$17,673,072	$(17,747,757)	$(74,515)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(26,272)	$(17,058)

Adjustments to reconcile net loss to net cash used in operating activities:	—	—

Changes in working capital items:
Prepaid Expenses	—	3,208
Accounts Payable & Accruals	9,289	514

Net Cash Flows Used in Operating Activities	(16,983)	(13,336)

Cash Flows from Financing Activities
Loan Payable- Related Party	16,190	4,861
Advances Under Promissory Notes – Related Parties	630	9,000

Net Cash Flows from Financing Activities	16,820	13,861

Net increase (decrease) in Cash:	$(163)	$525

Cash, beginning of period:	325	—

Cash, end of period:	$162	$525

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	—	41,110
The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

As a result of the 8,000: 1 reverse stock split described above, the number of issued and outstanding shares of the Company’s common stock was reduced from 123,224,444 to 15,403. No fractional shares were issued in connection with the reverse stock split. Instead, a holder of record of common stock who would otherwise be entitled to a fraction of a share was, in lieu thereof, entitled to receive a whole share of common stock. Consequently 1,069 additional shares were issued in respect of fractional shares and therefore a total of 16,472 shares of common stock were issued and outstanding after the reverse split.

As a result of 1:100 forward stock split described above, the number of issued and outstanding shares of the Company’s common stock increased from 16,472 to 1,647,200.

A total of 1,697,200 shares of common stock are currently outstanding on the date of the filing.

Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As we are a shell company, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six-month ended December 31, 2023 we incurred a loss of $26,272 and had an accumulated deficit of $17,791,240 as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in the understanding of financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of December 31, 2023 and for the related periods presented, have been included. The results for the three- and six-months period ended December 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended June 30, 2023 and 2022 included in our Form 10-12G/A filed on October 30, 2023.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023, and June 30, 2023, our cash balances were $162 and $325 respectively.

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

The Company was not party to any lease transaction during the three and six-month periods ended December 31, 2023 and 2022.

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

Step 1: Identify the contract(s) with customers.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to performance obligations.

Step 5: Recognize revenue when the entity satisfies a performance obligation.

As the Company had no business operations during the three and six-month periods ended December 31, 2023 and 2022, we have not identified specific planned revenue streams.

During the three and six-month periods ended December 31, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three and six-month periods ended December 31, 2023 and 2022.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six-month periods ended December 31, 2023 and 2022.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of December 31, 2023, and June 30, 2023, the balance of accounts payable and accrued expenses was $43,201 and $33,912, respectively.

As of December 31, 2023, $33,589 of the balance was due to our share transfer agent $4,612 related to accounting fees and $5,000 related to audit fees.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of December 31, 2023, and June 30, 2023, the balance outstanding under the loan payable - related party was $23,949 and $7,759, respectively.

During the six-month period ended December 31, 2023, one of our directors, who is also our principal shareholder, advanced to us $16,190 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

NOTE 6. PROMISSORY NOTES – RELATED PARTIES

As of December 31, 2023, and June 30, 2023, the balance outstanding under promissory notes - related parties was $51,010 and $50,380, respectively. The balance at December 31, 2023 included accrued interest of $630.

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

Note 1 went into default on August 31, 2023. Interest at a default rate of 18% is accruing on Note 1 subsequent to its default.

We also entered into a further Promissory Note (“Note 2”) in the amount of $41,110 with Michael A Littman, an affiliate of our principal shareholder, Michael A Littman Atty Defined Benefit Plan in respect of funds he had previously advance to us. Note 2 is due on demand and bears no interest unless demand is made and then the default rate is 12% per annum. It is unsecured.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three and six-month periods ended December 31, 2023 and 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 8. SHAREHOLDERS’ DEFICIT

Common Stock

As of December 31, 2023, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three and six-month periods ended December 31, 2023 and 2022.

As of December 31, 2023 and June 30, 2023, 1,697,200 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three and six-month periods ended December 31, 2023 and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three and six-month periods ended December 31, 2023 and 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

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

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such an event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

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

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such a transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such an event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

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

Revenue

We have not recorded any revenues during the three and six-month periods ended December 31, 2023 and 2022.

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

THREE-MONTH PERIOD ENDED DECEMBER 31, 2023 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2022

Revenue

We recognized no revenue during the three-month period ended December 31, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-month period ended December 31, 2023, we incurred general and administrative expenses of $19,418, comprising accounting fees of $6,187, auditing fees of $5,000, share transfer agent fees of $2,211, EDGAR fees of $940, office expenses of $50 and other fees of $30 and accrued auditing fees of $5,000.

By comparison, during the three-month period ended December 31, 2022, we incurred general and administrative expenses of $14,375, comprising accounting fees of $7,000, auditing fees of $3,750, miscellaneous fees of $1,375, EDGAR fees of $1,500 and share transfer agent fees of $750.

Operating loss

During the three-month period ended December 31, 2023 and 2022, we incurred operating losses of $19,418 and $14,375, respectively, due to the factors described above.

Other income (expense)

During the three-month periods ended December 31, 2023, we incurred interest expense – related party of $540 during the three-month period ended December 31, 2023.

During the three-month period ended December 31, 2022, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended December 31, 2023 and 2022, we recognized losses before income taxes of $19,958 and $14,375, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended December 31, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended December 31, 2023 and 2022, we recognized net losses of $19,958 and $14,375, respectively, due to the factors described above.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2023 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2022

Revenue

We recognized no revenue during the six-month period ended December 31, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six-month period ended December 31, 2023, we incurred general and administrative expenses of $25,642, comprising accounting fees of $10,212, auditing fees of $5,000, share transfer agent fees of $4,326, EDGAR fees of $940, office expenses of $104 and other fees of $60 and accrued auditing fees of $5,000.

By comparison, during the six-month period ended December 31, 2022, we incurred general and administrative expenses of $17,058, comprising accounting fees of $7,000, auditing fees of $3,750, miscellaneous fees of $3,208, share transfer agent fees of $1,501, EDGAR fees of $1,500 and other fees of $99.

Operating loss

During the six-month period ended December 31, 2023 and 2022, we incurred operating losses of $25,642 and $17,058, respectively, due to the factors described above.

Other income (expense)

During the six-month period ended December 31, 2023 we incurred $630 interest expense on one of our related party promissory notes.

We incurred no other expense during the six-month period ended December 31, 2022.

Loss before Income Tax

During the six-month periods ended December 31, 2023 and 2022, we recognized losses before income taxes of $26,272 and $17,058, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the six-month periods ended December 31, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the six-month periods ended December 31, 2023 and 2022, we recognized net losses of $26,272 and $17,058, respectively, due to the factors described above.

CASH FLOW

As of December 31, 2023, we had cash of $162, no revenue generating activities or other source of income and we had outstanding liabilities of $118,160 and a shareholders’ deficit of $117,998.

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

We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding from these sources.

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

We currently believe that our principal shareholder will be able to provide us with the funding necessary to effect our business plan to merge with another entity. However, while our principal shareholder has indicated his intention to provide us with sufficient funding to achieve this objective, there is no guarantee that he will be able to provide the funding necessary to enable us to merge with another entity.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended December 31, 2023 and 2022:

	Six- months ended December 31, 2023	Six- months ended December 31, 2022
Net Cash Used in Operating Activities	$(16,983)	$(13,336)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	16,820	13,861
Net Change in Cash	$(163)	$525

Operating Activities

During the six-month period ended December 31,2023, we incurred a net loss of $26,272 which after adjustment for a $9,289 increase in accounts payable and accruals resulted in net cash of $16,983 being used in operating activities.

By comparison, during the six-month period ended December 31, 2022, we recognized a net loss $17,058 which was reduced for cash flow purposes by a $3,208 decrease in prepaid expenses and a $514 increase in accounts payable and accruals resulting in net cash of $13,336 being used in operating activities.

Investing Activities

During the six-month periods ended December 31, 2023 and 2022, we had no investing activities.

Financing Activities

During the six-month period ended December 31, 2023, received $16,190 by way of loan from related party and accrued $630 interest on one of our promissory notes related party resulting in net cash of $16,820 being provided by financing activities.

By comparison, during the six-month period ended December 31, 2022, we received net cash flows of $13,681 from financing activities: $4,861 by way of loan from a related party and $9,000 by way of a promissory note from another related party.

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

Off -Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2023 and June 30, 2023, we had no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” The measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, who is also our acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

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

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 22, 2024	VECTOR 21 HOLDINGS, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr., Acting Chief Financial Officer and Director (Principal Accounting Officer)

