Form 10-Q
period 2024-03-31
VECTOR 21 HOLDINGS, INC.
filed 2024-05-20
CIK 1916879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 1,697,200 common shares, $0.0001 par value, issued and outstanding.

PART I

Item 1. Financial Statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH 31, 2024	JUNE 30, 2023
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash and cash equivalents	$132	$325

Total Current Assets	132	325

Total Assets	$132	$325

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accruals	$47,183	$33,912
Loan payable - related party	25,399	7,759
Promissory notes - related parties	51,415	50,380

Total Current Liabilities	123,997	92,051

Total Liabilities	123,997	92,051

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding	170	170
Additional paid in capital	17,673,072	17,673,072
Accumulated Deficit	(17,797,107)	(17,764,968)

Total Shareholders' Deficit	(123,865)	(91,726)

Total Liabilities and Shareholders' Deficit	$132	$325

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31		FOR THE NINE MONTHS ENDED MARCH 31
	2024	2023	2024	2023

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	5,462	10,479	31,104	27,537

TOTAL OPERATING EXPENSES	5,462	10,479	31,104	27,537

OPERATING LOSS	(5,462)	(10,479)	(31,104)	(27,537)

OTHER EXPENSE
Interest expense – related party	(405)	—	(1,035)	—

LOSS BEFORE TAXES	(5,867)	(10,479)	(32,139)	(27,537)

TAXES	—	—	—	—

NET LOSS	$(5,867)	$(10,479)	$(32,139)	$(27,537)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200	1,697,200	1,697,200

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE & NINE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
THREE MONTHS

Balance at December 31, 2023	1,697,200	$170	$17,673,072	$(17,791,240)	$(117,998)

Net loss for the period	—	—	—	(5,867)	(5,867)

Balance at March 31, 2024	1,697,200	$170	$17,673,072	$(17,797,107)	$(123,865)

Balance at December 31, 2022	1,697,200	$170	$17,673,072	$(17,747,757)	$(74,515)

Net loss for the period	—	—	—	(10,479)	(10,479)

Balance at March 31, 2023	1,697,200	$170	$17,673,072	$(17,758,236)	$(84,994)

NINE MONTHS

Balance at June 30, 2023	1,697,200	$170	$17,673,072	$(17,764,968)	$(91,726)

Net loss for the period	—	—	—	(32,139)	(32,139)

Balance at Mar 31, 2024	1,697,200	$170	$17,673,072	$(17,797,107)	$(123,865)

Balance at June 30, 2022	1,697,200	$170	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the period	—	—	—	(27,537)	(27,537)

Balance at March 31, 2023	1,697,200	$170	$17,673,072	$(17,758,236)	$(84,994)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(32,139)	$(27,537)

Changes in working capital items:
Prepaid Expenses	—	4,583
Accounts Payable & Accruals	13,271	7,289

Net Cash Flows Used in Operating Activities	(18,868)	(15,665)

Cash Flows from Financing Activities
Loan Payable- Related Party	17,640	9,020
Advances Under Promissory Notes – Related Parties	1,035	7,000

Net Cash Flows from Financing Activities	18,675	16,020

Net increase (decrease) in Cash:	$(193)	$355

Cash, beginning of period:	325	—

Cash, end of period:	$132	$355

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	—	41,110

The accompanying notes are an integral part of these condensed unaudited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-months period ended March 31, 2024 we incurred a loss of $32,139 and had an accumulated deficit of $17,797,107 as of March 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in the understanding of financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of March 31, 2024 and for the related periods presented, have been included. The results for the three- and nine-months period ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended June 30, 2023 and 2022 included in our Form 10-12G/A filed on October 30, 2023.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2024, and June 30, 2023, our cash balances were $132 and $325 respectively.

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

The Company was not party to any lease transaction during the three and nine-month periods ended March 31, 2024 and 2023.

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

As the Company had no business operations during the three and nine-month periods ended March 31, 2024 and 2023, we have not identified specific planned revenue streams.

During the three and nine-month periods ended March 31, 2024 and 2023, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three and nine-month periods ended March 31, 2024 and 2023.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine-month periods ended March 31, 2024 and 2023.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of March 31, 2024, and June 30, 2023, the balance of accounts payable and accrued expenses was $47,183 and $33,912, respectively.

As of March 31, 2024, $35,733 of the balance was due to our share transfer agent, $6,450 related to accounting fees and $5,000 related to audit fees. As of June 30, 2023, $29,262 of the balance was due to our share transfer agent and $4,650 related to accounting fees.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of March 31, 2024, and June 30, 2023, the balance outstanding under the loan payable - related party was $25,399 and $7,759, respectively.

During the nine-month period ended March 31, 2024, one of our directors, who is also our principal shareholder, advanced to us $17,640 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

NOTE 6. PROMISSORY NOTES – RELATED PARTIES

As of March 31, 2024, and June 30, 2023, the balance outstanding under promissory notes - related parties was $51,415 and $50,380, respectively. The balances at March 31, 2024 and June 30, 2023 included accrued interest of $1,035 and $270, respectively.

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

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three and nine-month periods ended March 31, 2024 and 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 8. SHAREHOLDERS’ DEFICIT

Common Stock

As of March 31, 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three and nine-month periods ended March 31, 2024 and 2023.

As of March 31, 2024 and June 30, 2023, 1,697,200 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three and nine-month periods ended March 31, 2024 and 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three and nine-month periods ended March 31, 2024 and 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

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

Revenue

We have not recorded any revenues during the three and nine-month periods ended March 31, 2024 and 2023.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2024 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2023

Revenue

We recognized no revenue during the three-month period ended March 31, 2024 or 2023 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-month period ended March 31, 2024, we incurred general and administrative expenses of $5,462, comprising accounting fees of $3,100, share transfer agent fees of $2,144, EDGAR filing fees of $188 and other fees of $30.

By comparison, during the three-month period ended March 31, 2023, we incurred general and administrative expenses of $10,479, comprising share transfer agent fees of $4,325, accounting fees of $3,950, OTC market fees of $1,375, state filing fees of $659 and other expenses of $170.

Operating loss

During the three-month period ended March 31, 2024 and 2023, we incurred operating losses of $5,462 and $10,479, respectively, due to the factors described above.

Other income (expense)

During the three-month periods ended March 31, 2024, we incurred interest expense – related party of $405.

During the three-month period ended March 31, 2023, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended March 31, 2024 and 2023, we recognized losses before income taxes of $5,867 and $10,479, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended March 31, 2024 and 2023 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended March 31, 2024 and 2023, we recognized net losses of $5,867 and $10,479, respectively, due to the factors described above.

NINE-MONTH PERIOD ENDED MARCH 31, 2024 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2023

Revenue

We recognized no revenue during the nine-month period ended March 31, 2024 or 2023 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine-month period ended March 31, 2024, we incurred general and administrative expenses of $31,104, comprising accounting fees of $13,312, auditing fees of $10,000, share transfer agent fees of $6,471, EDGAR filing fees of $1,128, office expenses of $103 and other fees of $90.

By comparison, during the nine-month period ended March 31, 2023, we incurred general and administrative expenses of $27,537, comprising accounting fees of $10,950, share transfer agent fees of $5,826, OTC market fees of $4,583, auditing fees of $3,750, EDGAR filing fees of $1,500, state filings fees of $758 and other expenses of $170.

Operating loss

During the nine-month period ended March 31, 2024 and 2023, we incurred operating losses of $31,104 and $27,537, respectively, due to the factors described above.

Other income (expense)

During the nine-month period ended March 31, 2024 we incurred $1,035 interest expense on one of our related party promissory notes.

We incurred no other expense during the nine-month period ended March 31, 2023.

Loss before Income Tax

During the nine-month periods ended March 31, 2024 and 2023, we recognized losses before income taxes of $32,139 and $27,537, respectively, due to the factors described above.

Provision for Income Tax

No provision for income taxes was recorded during the nine-month periods ended March 31, 2024 and 2023 as we incurred taxable losses in both periods.

Net Loss

During the nine-month periods ended March 31, 2024 and 2023, we recognized net losses of $32,139 and $27,537, respectively, due to the factors described above.

CASH FLOW

As of March 31, 2024, we had cash of $132, no revenue generating activities or other source of income and we had outstanding liabilities of $123,997 and a shareholders’ deficit of $123,865.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended March 31, 2024 and 2023:

	Nine- months ended March 31, 2024	Nine- months ended March 31, 2023
Net Cash Used in Operating Activities	$(18,868)	$(15,665)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	18,675	16,020
Net Change in Cash	$(193)	$355
Cash, beginning of period	325	—
Net Change in Cash	$(132)	$355

Operating Activities

During the nine-month period ended March 31,2024, we incurred a net loss of $32,139 which after adjustment for a $13,271 increase in accounts payable and accruals resulted in net cash of $18,868 being used in operating activities.

By comparison, during the nine-month period ended March 31, 2023, we recognized a net loss $27,537 which was reduced for cash flow purposes by a $4,583 decrease in prepaid expenses and a $7,289 increase in accounts payable and accruals resulting in net cash of $15,665 being used in operating activities.

Investing Activities

During the nine-month periods ended March 31, 2024 and 2023, we had no investing activities.

Financing Activities

During the nine-month period ended March 31, 2024, received $17,640 by way of loan from a related party and accrued $1,035 interest on one of our promissory notes related party resulting in net cash of $18,675 being provided by financing activities.

By comparison, during the nine-month period ended March 31, 2023, we received net cash flows of $16,020 from financing activities: $9,020 by way of loan from a related party and $7,000 by way of a promissory note from another related party.

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

Off -Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2024 and June 30, 2023, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, who is also our acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 20, 2024	VECTOR 21 HOLDINGS, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr., Acting Chief Financial Officer and Director (Principal Accounting Officer)

