Form 10-K
period 2024-06-30
VECTOR 21 HOLDINGS, INC.
filed 2024-10-03
CIK 1916879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☒ Yes     ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $32,888.

As of September 15, 2024, there were 1,697,200 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

1

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

Vector 21 was incorporated in Delaware on March 5, 2021.

Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As we are a shell company, we do not believe we will be targeted for cyber-attacks related to conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of June 30, 2024, our last fiscal year.

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

We operate with three directors and two officers who provide their services to us on a part time basis:

Calvin D. Smiley, Sr. is our Chief Executive Officer, President, Acting Chief Financial Officer and a director;

Michael A. Littman is our secretary and director; and

Redgie Green is a director.

Revenue

We have not recorded any revenues for the years ended June 30, 2024 and 2023 through the date of the filing.

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

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE A SHAREHOLDERS’ DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended June 30, 2024, we incurred losses of $40,273, resulting in an accumulated deficit of $17,805,241 and a stockholders’ deficit of $131,999.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended June 30, 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2024, for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

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

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the OTC PINK and quotations for the common stock are listed by the OTC Markets under the symbol "VHLD." On July 6, 2021, our stock symbol changed from “MMBFD” to “VHLD” after our holding company reorganization.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended June 30, 2024 and 2023, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

September 30, 2022	$0.2701	$0.0327
December 31, 2022	$0.2979	$0.0327
March 31, 2023	$0.7590	$0.0015
June 30, 2023	$0.2880	$0.0020

September 30, 2023	$0.0310	$0.0020
December 31, 2023	$0.0414	$0.0005
March 31, 2024	$0.0510	$0.0400
June 30, 2024	$0.1400	$0.0010

Last Reported Price

On September 15, 2024, the last reported bid price of our shares of common stock reported on the expert market was $0.0117 per share.

Record Holders

There were 417 holders of record as of September 15, 2024. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended June 30, 2024 and 2023.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2024, we had an accumulated deficit totaling $17,805,241. This raises substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2024 and 2023, our cash balances were $52 and $325, respectively.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the years ended June 30, 2024 or 2023 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended June 30, 2024, we incurred general and administrative expenses of $38,833, comprising accounting fees of $14,793, audit fees of $13,000, share transfer agent fees of $9,639, SEC filing fees of $1,128 and other fees totaling $273.

By comparison, during the year ended June 30, 2023, we incurred general and administrative expenses of $33,999, comprising accounting fees of $13,150, share transfer agent fees of $7,845, OTC market fees of $5,958, audit fees of $3,750, SEC filing fees of $2,338, State filing fees of $758 and other fees totaling $200.

The $4,834 increase in general and administrative expenses between the two years reflected a $8,250 increase in audit fees, a $1,794 increase in share transfer agent fees, a $1,643 increase in accounting fees and a $73 increase in other fees partially offset by a $5,598 decrease on OTC Market fees, a $1,210 decrease in SEC filing fees and a $758 decrease in State filing fees.

Operating Loss

During the year ended June 30, 2024, we incurred an operating loss of $38,833 compared to an operating loss of $33,999 during the year ended June 30, 2024, an increase of $4,834, due to the factors discussed above.

Interest Expense – Related Party

During the year ended June 30, 2024, we incurred interest expense - related party of $1,440 compared to $270 during the year ended June 30. 2023, an increase of $773.

Interest accrued on a $9,000 related party note at 6% per annum from January 1, 2023 through its maturity date of August 31, 2023. There after default interest accrued at 16%.

Loss before Income Tax

During the year ended June 30, 2024, we incurred a net loss before income taxes of $40,273 as compared to a net loss of $ 34,269 in the year ended June 30, 2023, an increase of $6,004, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended June 30, 2024 and 2023 as we incurred taxable losses in both years.

Net Loss

During the year ended June 30, 2024, we incurred a net loss of $40,273 as compared to a net loss of $ 34,269 in the year ended June 30, 2023, an increase of $6,004, due to the factors discussed above.

CASH FLOW

As of June 30, 2024, we did not have any revenue generating activities or other sources of income, assets, comprising solely of cash, of $52 and we had total liabilities of $132,051 and a shareholders’ deficit of $131,999.

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

	For The Year Ended	For The Year Ended
	June 30, 2024	June 30, 2023
Net Cash Used in Operating Activities	$(22,353)	$(16,803)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	22,080	17,128
Net Movement in Cash and Cash Equivalents	$(273)	$325

Operating Activities

During the year ended June 30, 2024, we incurred a net loss of $40,273 which was reduced for cash flow purposes by an increase in accounts payable of $17,920, resulting in net cash of $22,353 being used in operations.

During the year ended June 30, 2023, we incurred a net loss of $34,269 which was reduced for cash flow purposes by an increase in accounts payable of $11,508, and a decrease in prepaid expenses of $5,958, resulting in net cash of $16,803 being used in operations.

Investing Activities

During the years ended June 30, 2024 and 2023, we had no investing activities.

Financing Activities

During the year ended June 30, 2024, we received $22,080 by way of an advance under notes payable – related party resulting in a total of $22,080 being generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30,2024, we have no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VECTOR 21 HOLDINGS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the years ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Vector 21 Holdings, Inc.

12136 W. Bayaud Ave,, Suite 300

Lakewood, CO  80228

Opinion on the financial statements

We audited the accompanying balance sheets of Vector 21 Holdings, Inc., (“the Company”) as of June 30, 2024 and 2023 and the related statements of operations, stockholders’ equity and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operation, stockholder’s equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $17,805,241 as of June 30, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

October 1, 2024

VECTOR 21 HOLDINGS, INC.
BALANCE SHEETS
(Audited)

	FOR THE YEARS ENDED JUNE 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$52	$325

Total Current Assets	52	325

Total Assets	$52	$325

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accruals	$51,832	$33,912
Loan payable- related party	28,399	7,759
Promissory note- related party	51,820	50,380

Total Current Liabilities	132,051	92,051

Total Liabilities	132,051	92,051

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding, as of June 30, 2024 and 2023	170	170
Additional paid in capital	17,673,072	17,673,072
Accumulated deficit	(17,805,241)	(17,764,968)

Total Shareholders' Deficit	(131,999)	(91,726)

Total Liabilities and Shareholders' Deficit	$52	$325

The accompanying notes are an integral part of these audited financial statements.

VECTOR 21 HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Audited)

	FOR THE YEARS ENDED JUNE 30,
	2024	2023

REVENUE	$—	$—

EXPENSES
General and administrative expenses	38,833	33,999

Total Operating Expenses	38,833	33,999

OPERATING LOSS	(38,833)	(33,999)

OTHER INCOME (EXPENSE)
Interest expense – related party	(1,440)	(270)

Total Other Income (Expense)	(1,440)	(270)

LOSS BEFORE TAXES	(40,273)	(34,269)

TAXES	—	—

NET LOSS	$(40,273)	$(34,269)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200

Net loss per share – basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these audited financial statements.

VECTOR 21 HOLDINGS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023
(Audited)

	Common Shares		Common Shares to be Issued		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2022	1,697,200	$170	—	$—	$17,673,072	$(17,730,699)	$(57,457)

Net loss for the year	—	—	—	—	—	(34,269)	(34,269)

Balance at June 30, 2023	1,697,200	$170	—	$—	$17,673,072	$(17,764,968)	$(91,726)

Net loss for the year	—	—	—	—	—	(40,273)	(40,273)

Balance at June 30, 2024	1,697,200	$170	—	$—	$17,673,072	$(17,805,241)	$(131,999)

The accompanying notes are an integral part of these audited financial statements.

VECTOR 21 HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Audited)

	FOR THE YEARS ENDED
	JUNE 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(40,273)	$(34,269)

Changes in working capital items:
Prepaid Expenses	—	5,958
Accounts Payable & Accruals	17,920	11,508

Net Cash Flows Used in Operating Activities	(22,353)	(16,803)

Cash Flows from Financing Activities
Loan Payable- Related Party	20,640	7,858
Advances Under Promissory Note – Related Party	1,440	9,250

Net Cash Flows from Financing Activities	22,080	17,128

Net increase (decrease) in Cash:	$(273)	$325

Cash, beginning of period:	325	—

Cash, end of period:	$52	$325

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	$—	$41,110

The accompanying notes are an integral part of these audited financial statements.

VECTOR 21 HOLDINGS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As we are a shell company, we do not believe we will be targeted for cyber-attacks related to conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended June 30, 2024 we incurred a loss of $40,273 and had an accumulated deficit of $17,805,241 as of June 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2024 and 2023, our cash balances were $52 and $325 respectively.

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

The Company was not party to any lease transaction during the years ended June, 30 2024 and 2023.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the years ended June 30, 2024 and 2023, we have not identified specific planned revenue streams.

During the years ended June 30, 2024 and 2023, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended June 30, 2024 and 2023.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued or outstanding during the years ended June 30, 2024 and 2023.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of June 30, 2024 and 2023, the balance of accounts payable and accrued expenses was $51,832 and $33,912, respectively.

As of June 30, 2024, $38,901 of the balance was due to our share transfer agent, $7,931 related to accounting fees and accrual of $5,000 related due our audit fees.

As of June 30, 2023, $29,262 of the balance was due to our share transfer agent and $4,650 related to accounting fees.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of June 30, 2024, and 2023, the balance outstanding under the loan payable - related party was $28,399 and $7,759, respectively.

During the year ended June 30, 2024, one of our directors, who is also our principal shareholder, advanced to us $20,640 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

As further discussed in Note 6. Promissory Notes – Related Parties below, in December 2022, $41,110 of this loan balance was converted into a Promissory Note – Related Party.

.

NOTE 6. PROMISSORY NOTES – RELATED PARTIES

As of June 30, 2024, and 2023, the balance outstanding under promissory notes - related parties was $51,820 and $50,380, respectively. The balances at June 30, 2024 and 2023 included accrued interest of $1,710 and $270, respectively.

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

Effective February 23, 2023, Note 1 with Legacy Technology Holdings, Inc. was amended such that, commencing January 1, 2023, the Note incurred interest of 6% per year, and was given a maturity date of August 31, 2023. Default interest at 16% accrued thereafter.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ending June 30, 2024 and 2023 as we incurred tax losses during both of these years.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended June 30, 2024 and 2023 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	For The Year ended June 30, 2024	For The Year ended June 30, 2023
Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	For The Year ended June 30, 2024	For The Year ended June 30, 2023
Tax credit (expense) at statutory rate (26%)	$10,471	$8,910
Increase in valuation allowance	(10,471)	(8,910)
Net deferred tax assets	$—	$—

As of June 30, 2024, the Company had a federal net operating loss carryforward of approximately $135,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended June 30, 2024 and 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Common Stock

As of June 30, 2024, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the years ended June 30, 2024 and 2023.

As of June 30, 2024 and June 30, 2023, 1,697,200 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended June 30, 2024 and 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the years ended June 30, 2024 and 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
26

●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
●	Ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of June 30, 2024:

Name	Age	Position	Since
Calvin Smiley	71	CEO/President, Director, Acting CFO	2021
Michael A. Littman	76	Secretary/ Director	2021
Redgie Green	71	Director	2021

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

Executive compensation during the years ended June 30, 2024 and 2023 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Calvin D. Smiley, Sr., Chief Executive Officer, President, Acting Chief Financial Officer, and Director	2024	$0	$0	$0	$0	$0	$0	$0
	2023	$0	$0	$0	$0	$0	$0	$0

Michael A. Littman, Secretary and Director	2024	$0	$0	$0	$0	$0	$0	$0
	2023	$0	$0	$0	$0	$0	$0	$0

Redgie Green, Director	2024	$0	$0	$0	$0	$0	$0	$0
	2023	$0	$0	$0	$0	$0	$0	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 30, 2024 the number and percentage of the outstanding shares of common stock 1,697,200, which according to the information available to us, were beneficially owned by:

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

As of the date of this filing and since June 30, 2024, there have been no issuances of any other class of stock, warrants, options or any other security.

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

Effective February 23, 2023, Note 1 with Legacy Technology Holdings, Inc. was amended such that, commencing January 1, 2023, the Note incurred interest of 6% per year, and was given a maturity date of August 31, 2023. Default interest at 16% accrues thereafter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended June 30, 2024 and 2023:

	For The Year Ended June 30, 2024	For The Year Ended June 30, 2023
Audit fees	$13,000	$3,750
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$13,000	$3,750

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
2.1	Amended Agreement and Plan of Merger and Reorganization into a Holding Company Structure (1)
2.2	Share Purchase Agreement (1)
3(i).1	Certificate of Incorporation (1)
3(i).2	Certificate of Amendment of Certificate of Incorporation (1)
3(ii).3	Bylaws of Vector 21 Holdings, Inc. (1)
4.1	Convertible Promissory Note - Michael A. Littman (1)
4.2	Convertible Promissory Note - Legacy Technology Holdings, Inc. (1)
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101) *

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

October 2, 2024	VECTOR 21 HOLDINGS, INC.

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

October 2, 2024	/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer, Acting Chief Financial Officer and Director

October 2, 2024	/s/ Michael A. Littman
Michael A. Littman, Secretary and Director

October 2, 2024	/s/ Redgie Green
Redgie Green, Director

