Form 10-K
period 2025-06-30
VECTOR 21 HOLDINGS, INC.
filed 2026-03-25
CIK 1916879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

________________________________________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ss.240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $493.

As of March 23, 2026, there were 1,697,200 common shares, $0.0001 par value, issued and outstanding.

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

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,”” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	the uncertainty of profitability based upon our history of losses;

-	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

-	risks related to our operations and

-	other risks and uncertainties related to our business plan and business strategy.

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

REPORT TO SECURITY HOLDERS

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of June 30, 2025, our fiscal year.

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

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors. To date, we have been unsuccessful in locating a successful acquisition of a business or company.

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

We operate with three directors and two officers who provide their services to us on a part time basis:

Calvin D. Smiley, Sr. is our Chief Executive Officer, President, Acting Chief Financial Officer and a director;

Michael A. Littman is our Secretary and director; and

Redgie Green is a director.

Revenue

We have not recorded any revenues for the years ended June 30, 2025 and 2024 through the date of the filing.

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

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the OTCID and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE A SHAREHOLDERS’ DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended June 30, 2025, we incurred losses of $23,966, resulting in an accumulated deficit of $17,829,207 and a stockholders’ deficit of $155,965.

Future losses are likely to occur until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we currently have no sources of income to meet our operating expenses. There is substantial doubt about our ability to continue as a going concern.

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

Our principal shareholder owns approximately 51.55% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" (page 28 below), and "Conflicts of Interest." (Page 30 below).

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2025, for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

-	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise to meet our financial reporting requirements.

-	Material Weakness – Inadequate segregation of duties.

The management of the Company believes that these material weaknesses will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties that such weaknesses can be specifically addressed. This will include, but not limited to, the following:

-	Hiring of additional personnel to adequately segregate financial reporting duties.

-	The retention of outside consultants to review our controls and procedures.

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

WE HAVE AGREED TO THE INDEMNIFICATION OF OFFICERS AND DIRECTORS AS PROVIDED BY DELAWARE STATUTES.

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

Our common stock currently trades on the Expert Market as “VHLD” as “unsolicited” and we will need to file a 15c2-11 through a Broker-Dealer upon any merger or commencement of business before quotations of our stock may resume. Note that stock has traded in very limited quantities in the past few years. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operation and the characterization of our stock as a “penny stock.” There is no assurance that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities currently trade on the Expert Market as “VHLD” as “unsolicited”. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

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

The shares of our common stock are very thinly traded on the Expert Market, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be very small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK IS CLASSIFIED UNDER THE “SHELL” STATUS OF RULE 144(i) AND WILL NOT BE TRADEABLE EXCEPT UNDER LIMITED CIRCUMSTANCES.

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

RULE 144 IS NOT AVAILABLE FOR RESALES DUE TO THE FACT THAT THE COMPANY IS AND HAS BEEN A SHELL.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 1C. CYBERSECURITY

We are a shell company with limited operations.

We do not believe that we are subject to material cybersecurity risks and do not expect to incur material costs in connection with cybersecurity.

We do not believe that we have been the object of any cyberattack.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the Expert Market and quotations for the common stock are listed by the OTC Markets under the symbol "VHLD." On July 6, 2021, our stock symbol changed from “MMBFD” to “VHLD” after our holding company reorganization.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended June 30, 2025 and 2024, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

September 30, 2024	$0.1400	$0.0117
December 31, 2024	$0.0521	$0.0006
March 31, 2025	$0.0011	$0.0006
June 30, 2025	$0.0011	$0.0006

September 30, 2023	$0.0310	$0.0020
December 31, 2023	$0.0414	$0.0005
March 31, 2024	$0.0510	$0.0400
June 30, 2024	$0.1400	$0.0010

Last Reported Price

On June 30, 2025, the last reported bid price of our shares of common stock reported on the expert market was $0.0011 per share.

Record Holders

There were 417 holders of record as of June 30, 2025. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities.

None.

Exemption from Registration Claimed

No registration exemption relied upon as there were no offerings.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended June 30, 2025 and 2024.

ITEM 6. RESERVED

Not applicable.

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

Based on our financial history since inception, there is substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2025, we had an accumulated deficit totaling $17,829,207. This raises substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2025 and 2024, our cash balances were $0 and $52, respectively.

Our principal shareholder has indicated his intention to provide such funds may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. Such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our two principal shareholders will be able to provide the funding necessary to achieve this objective.

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

We may seek business opportunities with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the years ended June 30, 2025 or 2024 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended June 30, 2025, we incurred general and administrative expenses of $24,326, comprising share transfer agent fees of $13,658, accounting fees of $7,616, audit fees of $3,000 and other fees totaling $52.

By comparison, during the year ended June 30, 2024, we incurred general and administrative expenses of $38,833, comprising accounting fees of $14,793, audit fees of $13,000, share transfer agent fees of $9,639, SEC filing fees of $1,128 and other fees totaling $273.

The $14,507 decrease in general and administrative expenses between the two years reflected a $10,000 decrease in audit fees, a $7,177 decrease in accounting fees, a $4,019 increase in share transfer agent fees, and a $221 decrease in other fees.

Operating Loss

During the year ended June 30, 2025, we incurred an operating loss of $24,326 compared to an operating loss of $38,833 during the year ended June 30, 2024, a decrease of $14,507, due to the factors discussed above.

Interest Expense – Related Party

During the year ended June 30, 2025, we recognized interest income - related party of $360 compared to interest expense - related party of $1,440 during the year ended June 30. 2024

Interest accrued on a $9,000 related party note at 6% per annum from January 1, 2023 through its maturity date of August 31, 2023. Thereafter, initially, default interest accrued at a rate of 18% during the year ended June 30, 2024. However, effective July 1, 2024, the lender waived the increased default rate of interest and interest continued to accrue at 6% per annum. As a result of the waiving the default interest accrued, we recognized a credit of $360 in the year ended June 30, 2025.

Loss before Income Tax

During the year ended June 30, 2025, we incurred a net loss before income taxes of $23,966 as compared to a net loss of $ 40,273 in the year ended June 30, 2024, a decrease of $16,307, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended June 30, 2025 and 2024 as we incurred taxable losses in both years.

Net Loss

During the year ended June 30, 2025, we incurred a net loss of $23,966 as compared to a net loss of $ 40,273 in the year ended June 30, 2024, a decrease of $16,307, due to the factors discussed above.

CASH FLOW

As of June 30, 2025, we did not have any revenue generating activities or other sources of income, or any assets and we had total liabilities of $155,965 and a shareholders’ deficit of $155,965.

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

	For The Year Ended	For The Year Ended
	June 30, 2025	June 30, 2024
Net Cash Used in Operating Activities	$(4,052)	$(22,353)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	4,000	22,080
Net Movement in Cash and Cash Equivalents	$(52)	$(273)

Operating Activities

During the year ended June 30, 2025, we incurred a net loss of $23,966 which was reduced for cash flow purposes by an increase in accounts payable and accruals of $19,914, resulting in net cash of $4,052 being used in operations.

During the year ended June 30, 2024, we incurred a net loss of $40,273 which was reduced for cash flow purposes by an increase in accounts payable and accruals of $17,920, resulting in net cash of $22,353 being used in operations.

Investing Activities

During the years ended June 30, 2025 and 2024, we had no investing activities.

Financing Activities

During the year ended June 30, 2025, we received $4,000 by way of an advance under loan payable – related party resulting in a total of $4,000 being generated from financing operations.

During the year ended June 30, 2024, we received $20,640 by way of an advance under loan payable – related party and $1,440 under advance under promissory note – related party resulting in a total of $22,080 being generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30,2025, we have no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements on pages F-1 through F-14 of this Annual Report are incorporated herein by reference.

VECTOR 21 HOLDINGS, INC.

UNAUDITED FINANCIAL STATEMENTS

For the years ended June 30, 2025 and 2024

Note: The financial statements for the period July 1, 2024 to June 30, 2025 are NOT audited. The Registrant is relying on the following section from the Corporate Finance Manual in submitting the unaudited financial statements for the above-mentioned period. Section 1320.2 of the Corporate Finance Manual Provides as follows:

1.	An inactive registrant is one that has gross receipts or expenditures not over $100,000; no purchases, sales or distributions of securities; and no material changes (no bankruptcy, reorganization, etc.). [S-X 3-11]
2.	Inactive registrants may provide unaudited annual financial statements in Form 10-K. [S-X 3-11]
3.	These annual financial statements do not need to be reviewed by an independent public accountant; however, interim financial statements filed on Form 10-Q by inactive registrants must be reviewed. [S-X 10-01(d), S-X 8-03]
4.	When an inactive registrant later becomes active, its unaudited annual financial statements may continue to be included in Form 10-K for those periods during which it met the criteria as an inactive registrant.

Registrant believes that it meets all of the criteria set forth in subsection 1 above to allow the filing of unaudited financial statements under subsections 2 and 3 of Section 1320.2, herewith, for the period mentioned in the first paragraph of this page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Vector 21 Holdings, Inc.

12136 W. Bayaud Ave, Suite 300

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $ 17,805,241 as of June 30, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

October 1, 2024

VECTOR 21 HOLDINGS, INC.

BALANCE SHEETS

	FOR THE YEARS ENDED JUNE 30,
	2025	2024
	(Unaudited) *	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$—	$52

Total Current Assets	—	52

Total Assets	$—	$52

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accruals	$72,106	$51,832
Loan payable- related party	32,399	28,399
Promissory note- related party	51,460	51,820

Total Current Liabilities	155,965	132,051

Total Liabilities	155,965	132,051

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 1,697,200 shares issued and outstanding, as of June 30, 2025 and 2024	170	170
Additional paid in capital	17,673,072	17,673,072
Accumulated deficit	(17,829,207)	(17,805,241)

Total Shareholders' Deficit	(155,965)	(131,999)

Total Liabilities and Shareholders' Deficit	$—	$52

The accompanying notes are an integral part of these unaudited financial statements.

*See Preamble Note on page F-1

VECTOR 21 HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED JUNE 30,
	2025	2024
	(Unaudited) *	(Audited)

REVENUE	$—	$—

EXPENSES
General and administrative expenses	24,326	38,833

Total Operating Expenses	24,326	38,833

OPERATING LOSS	(24,326)	(38,833)

OTHER INCOME (EXPENSE)
Interest income (expense) – related party	360	(1,440)

Total Other Income (Expense)	360	(1,440)

LOSS BEFORE TAXES	(23,966)	(40,273)

TAXES	—	—

NET LOSS	$(23,966)	$(40,273)

Weighted average shares outstanding- basic and diluted	1,697,200	1,697,200

Net loss per share – basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

*See Preamble Note on page F-1

VECTOR 21 HOLDINGS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED FOR FY ENDED JUNE 30, 2025)*

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2023	1,697,200	$170	$17,673,072	$(17,764,968)	$(91,726)

Net loss for the year	—	—	—	(40,273)	(40,273)

Balance at June 30, 2024	1,697,200	$170	$17,673,072	$(17,805,241)	$(131,999)

Net loss for the year	—	—	—	(23,966)	(23,966)

Balance at June 30, 2025	1,697,200	$170	$17,673,072	$(17,829,207)	$(155,965)

The accompanying notes are an integral part of these unaudited financial statements.

*See Preamble Note on page F-1

VECTOR 21 HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JUNE 30,
	2025	2024
	(Unaudited) *	(Audited)
Cash Flows from Operating Activities:
Net Loss	$(23,966)	$(40,273)

Changes in working capital items:

Accounts Payable and Accruals	19,914	17,920

Net Cash Flows Used in Operating Activities	(4,052)	(22,353)

Cash Flows from Financing Activities
Loan Payable- Related Party	4,000	20,640
Advances Under Promissory Note – Related Party	-	1,440

Net Cash Flows from Financing Activities	4,000	22,080

Net increase (decrease) in Cash:	$(52)	$(273)

Cash, beginning of period:	52	325

Cash, end of period:	$—	$52

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-Cash Investing and Financing Activities
Conversion of loan payable - related party to Promissory Note Payable - Related Party	$	$41,110
The accompanying notes are an integral part of these unaudited financial statements.

*See Preamble Note on page F-1

VECTOR 21 HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended June 30, 2025 we incurred a loss of $23,966 and had an accumulated deficit of $17,829,207 as of June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2025 and 2024, our cash balances were $0 and $52, respectively.

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

Our financial instruments consist of our accounts payable and accruals, loan payable- related party and promissory note- related party. The carrying amount of our accounts payable and accruals, loan payable- related party and promissory note- related party approximates their fair values because of the short-term maturities of these instruments.

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

The Company was not party to any lease transaction during the years ended June, 30 2025 and 2024.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the years ended June 30, 2025 and 2024, we have not identified specific planned revenue streams.

During the years ended June 30, 2025 and 2024, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended June 30, 2025 and 2024.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued or outstanding during the years ended June 30, 2025 and 2024.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of June 30, 2025 and 2024, the balance of accounts payable and accrued expenses was $72,106 and $51,832, respectively.

As of June 30, 2025, $52,559 of the balance was due to our share transfer agent, $15,547 related to accounting fees and accrual of $4,000 related to our audit fees.

As of June 30, 2024, $38,901 of the balance was due to our share transfer agent, $7,931 related to accounting fees and accrual of $5,000 related to our audit fees

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of June 30, 2025, and 2024, the balance outstanding under the loan payable - related party was $32,399 and $28,399, respectively.

During the year ended June 30, 2025, one of our directors, who is also our principal shareholder, advanced to us $4,000 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

NOTE 6. PROMISSORY NOTES – RELATED PARTIES

As of June 30, 2025, and 2024, the balance outstanding under promissory notes - related parties was $51,460 and $51,820, respectively. The balances at June 30, 2025 and 2024 included accrued interest of $1,350 and $1,710, respectively.

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

We also entered into a further Promissory Note (“Note 2”) in the amount of $41,110 with Michael A Littman, an affiliate of our principal shareholder, Michael A Littman Atty Defined Benefit Plan. Note 2 is due on demand and bears no interest unless demand is made and then the default rate is 12% per annum. It is unsecured.

Effective February 23, 2023, Note 1 with Legacy Technology Holdings, Inc. was amended such that, commencing January 1, 2023, the Note incurred interest of 6% per year, and was given a maturity date of August 31, 2023. Thereafter, initially, default interest accrued at a rate of 18% during the year ended June 30, 2024. However, effective July 1, 2024, the lender waived the increased default rate of interest and interest continued to accrue at 6% per annum. As a result of waiving the default interest accrued, the amount of interest accrued at June 30, 2025 was less that the balance accrued at June 30, 2024.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ending June 30, 2025 and 2024 as we incurred tax losses during both of these years.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended June 30, 2025 and 2024 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	For The Year ended June 30, 2025	For The Year ended June 30, 2024

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	For The Year ended June 30, 2025	For The Year ended June 30, 2024
Tax credit (expense) at statutory rate (26%)	$6,231	$10,471
Increase in valuation allowance	(6,231)	(10,471)
Net deferred tax assets	$—	$—

As of June 30, 2025, the Company had a federal net operating loss carryforward of approximately $159,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended June 30, 2025 and 2024, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Common Stock

As of June 30, 2025, we were authorized to issue 500,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the years ended June 30, 2025 and 2024.

As of June 30, 2025 and June 30, 2024, 1,697,200 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended June 30, 2025 and 2024.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the years ended June 30, 2025 and 2024.
F-13

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.
F-14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

-	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors,
26

resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

-	Inadequate segregation of duties consistent with control objectives;
-	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
-	Ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of June 30, 2025:

Name	Age	Position	Since
Calvin D. Smiley, Sr.	72	CEO/President, Director, CFO	2021
Michael A. Littman	77	Secretary/ Director	2021
Redgie Green	73	Director	2021

Calvin D. Smiley, Sr., Chief Executive Officer, President, Chief Financial Officer and Director

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

He was CEO and Director of 30DC, Inc. 30DC Merger Co., 30 Opsco, Inc. from 2021 until its reorganization into Apogee 21 Holdings Inc. in 2022 and Apogee 21 Holdings, Inc. from 2021-2023, Perigee Holdings, Inc., CRWG Merger Co, and Crowdgather, Inc. (of Delaware) since 2022. He has been a Director of Legacy Technology Holdings, Inc. since 2022. He has been a director of Columbine Valley Resources, Inc. in 2022 and became CEO of the company in October 2025 until November 2025 when he resigned as CEO and director. He was appointed Treasurer in December 2025. Mr. Smiley has been a director and President of Jagged Edge Mountain Gear and Qlinks America, Inc. since 2021.

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

He was Secretary and Director of JV Group, Inc. (April-November 2021). Mr. Littman was Secretary and Director of Crowdgather, Inc., CRWG Merger Co., and Crowdgather, Inc. (of Delaware) since 2021 to 2022 which all were reorganized into Perigee Holdings, Inc. in 2022 serving until 2023 He was Secretary and Director of 30DC, Inc., 30DC Merger Co., 30 Opsco, Inc., until they were reorganized into Apogee 21 Holdings, Inc since November 2021, serving until 2023. He was also Secretary and Director of Vapor Hub International, Inc. (of Delaware), VH Merger Co., until reorganized into Asberry 22 Holdings, Inc. in 2022. He remained an officer and director of Asberry 22 Holdings, Inc. until 2023. He has been a director and Secretary of Columbine Valley Resources, Inc. since October 2025. He was Treasurer of Columbine Valley Resources, Inc. from October until December 2025 and became a director in November 2025.

Redgie Green, Director

Mr. Green was appointed Director on March 5, 2021 (Inception).

Mr. Green was Chief Executive Officer and director of Canning Street Corp. since September 15, 2020 (Inception) to 2022, and was a director and Chief Executive Officer of Alexandria Advantage Warranty Company (its predecessor company) from December 9, 2019 to September 30, 2020 which was reorganized into Global Innovative Platforms, Inc. Mr. Green was a director and officer of Fuquan Financial Co (fka Southwestern Water Exploration, Inc.) from February 2017 through March 7, 2018, a director of Golden Dragon Holding Corp. from 2006 to 2014, President and Chief Executive Officer (until 2014) and a Director of Legacy Technology Holdings, Inc. since October 2010, a Director of Momentum BioFuels, Inc. (predecessor to Vector 21 Holdings, Inc.) since May 2012.  Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 1990. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of IntreOrg Systems, Inc. from March 2008 until October 2017 and of International Paintball, Inc. from 2008 to 2012. He was CEO and director of Capital Franchising Inc. from 2012 to 2014 and then again, he was an officer and director from 2014 to 2015 (as “Jubilee 4Gold, Inc.”). He was the President and director of Strategic Pharma Information Sciences, Inc. from May 2017 to January 2018. He has been President and Director of Legacy Technology Holdings, Inc. since 2014. He has been a Director of Medical Innovation Holdings, Inc. since February 5, 2019. He was appointed Interim CEO of Medical Innovation Holdings, Inc. on May 7, 2019. He was a Director of 30DC, Inc., 30DC Merger Co. and 30 Opsco, Inc. from June 2021 until the reorganization into Apogee 21 Holdings, Inc.in 2022. He was a Director of Crowdgather, Inc., CRWG Merger Co., and Crowdgather, Inc. (of Delaware) since 2021 until reorganization into Perigee Holdings Inc. in 2022, and CEO and Director of Vapor Hub International, Inc. VH Merger Co from 2022 until reorganized into Asberry 22 Holdings, Inc in 2022 and he served until 2023. Mr. Green has also been CEO and a director of Saxon Capital Group, Inc. (fka Atlas Technology Group, Inc.) since July 2021. Mr. Green also served as Director of JV Group, Inc. until November 2021. Mr. Green has been a Director of Apogee 21 Holdings, Inc. from 2021 until March 2023 and Perigee Holdings, Inc. since November 2021. He has been a director of Legacy Technology Holdings, Inc. since 2015. He has been a Director and CEO of Solanbridge, Inc. since September 22, 2021. He is also CEO and Director of Annabidiol, Inc. since 2019 and a director of Jagged Edge Mountain Gear, Inc. since 2021. Mr. Green was a Director of TPT Strategic, Inc. from 2018-2020. He has also been a Director of Qlinks America, Inc. since 2021. He has been a director and CEO of Columbine Valley Resources, Inc. since December 2025.

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

Executive compensation during the years ended June 30, 2025 and 2024 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALI-FIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Calvin D. Smiley, Sr., Chief Executive Officer, President, Acting Chief Financial Officer, and Director	2025	$0	$0	$0	$0	$0	$0	$0
	2024	$0	$0	$0	$0	$0	$0	$0

Michael A. Littman, Secretary and Director	2025	$0	$0	$0	$0	$0	$0	$0
	2024	$0	$0	$0	$0	$0	$0	$0

Redgie Green, Director	2025	$0	$0	$0	$0	$0	$0	$0
	2024	$0	$0	$0	$0	$0	$0	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 30, 2025 the number and percentage of the outstanding shares of common stock 1,697,200, which according to the information available to us, were beneficially owned by:

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

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Calvin D. Smiley, Sr., Chief Executive Officer, President, Acting Chief Financial Officer and Director	0	0%

Common	Michael A. Littman, Secretary and Director (3)	875,000	51.55%

Common	Redgie Green, Director	0	0%

	All directors and officers as a group	875,000	51.55%

	No other shareholder owns 5% or more
(1)	12136 West Bayaud Avenue, Suite 300, Lakewood, CO 80228

(2)	Based on 1,697,200 common shares issued and outstanding as of June 30, 2025.

(3)	Through Michael A. Littman ATTY, Defined Benefit Plan of which he is Trustee.

As of the date of this filing and since June 30, 2025, there have been no issuances of any other class of stock, warrants, options or any other security.

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

Effective February 23, 2023, Note 1 with Legacy Technology Holdings, Inc. was amended such that, commencing January 1, 2023, the Note incurred interest of 6% per year, and was given a maturity date of August 31, 2023. Thereafter, initially, default interest accrued at a rate of 18% during the year ended June 30, 2024. However, effective July 1, 2024, the lender waived the increased default rate of interest and interest continued to accrue at 6% per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended June 30, 2025 and 2024:

	For The Year Ended June 30, 2025	For The Year Ended June 30, 2024
Audit fees	$4,000	$13,000
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$4,000	$13,000

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated by reference into this Form 10-K Annual Report:

Exhibit No.	Description
2.1	Amended Agreement and Plan of Merger and Reorganization into a Holding Company Structure (1)
2.2	Share Purchase Agreement (1)
3(i).1	Certificate of Incorporation (1)
3(i).2	Certificate of Amendment of Certificate of Incorporation (1)
3(ii).3	Bylaws of Vector 21 Holdings, Inc. (1)
4.1	Convertible Promissory Note - Michael A. Littman (1)
4.2	Convertible Promissory Note - Legacy Technology Holdings, Inc. (1)
23	Auditors Consent *

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101) *

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

March 24, 2026	VECTOR 21 HOLDINGS, INC.

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

March 24, 2026	/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.,
Chief Executive Officer, Acting Chief Financial Officer and Director

March 24, 2026	/s/ Michael A. Littman
Michael A. Littman, Secretary and Director

March 24, 2026	/s/ Redgie Green
Redgie Green, Director

